Form 10-Q
period 2014-03-31
American Xanthan Corp
filed 2014-05-30
CIK 1600249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission File Number 333-193979
________________________

AMERICAN XANTHAN CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Wyoming	46-4398264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1712 Pioneer Avenue, Suite 1749
Cheyenne, WY 82001
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (307) 778-4713
________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☑     No   ☐

As of April 23, 2014, there were approximately 15 million shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

AMERICAN XANTHAN CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets:
Cash	$0	$9,000
Prepaid expenses	0	6,000
Total current assets	0	15,000
Total assets	$0	$15,000

LIABILITIES
Current liabilities:
Accounts payable, trade	$5,000	$0
Total current liabilities	5,000	0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 authorized, 15,000,000 shares issued and outstanding	1,500	1,500
Capital in excess of par value	13,500	13,500
(Deficit) accumulated creating and filing the S-1	$(20,000)	0
Total stockholders' equity	0	15,000
Total liabilities and stockholders' equity	$5,000	$15,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Cumulative Inception December 17, 2013 Through March 31, 2014	Quarter Ended March 31, 2014

Revenues	$0	$0

General and administrative expenses:
Services contributed by officers	0	0
Professional fees	20,000	14,000
Organizational expenses	0	0
Other general and administrative expenses	0	0
Total operating expenses	20,000	14,000
(Loss) from operations	(20,000)	(14,000)

Other income (expense):	0	0
(Loss) before taxes	(20,000)	(14,000)

Provision (credit) for taxes on income:	0	0
Net (loss)	$(20,000)	$(14,000)

Basic earnings (loss) per common share		$(0.00)
Weighted average number of shares outstanding		15,000,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION
Condensed Consolidated Statements of Stockholder Equity (Unaudited)

	Common Stock $.0001 Par Value Shares	Common Stock $.0001 Par Value Amount	Capital in Excess of Par Value	(Deficit) Accumulated During the Development Stage	Total

Inception, December 17, 2013	0	$0	$0	$0	$0
Shares issued for cash	15,000,000	1,500	13,500		15,000
Development stage net (loss)				0	0

Balances, March 31, 2014	15,000,000	$1,500	$13,500	$(20,000)	$(5,000)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Cumulative Inception December 17, 2013 Through March 31, 2014	Quarter Ended March 31, 2014
Cash flows from operating activities:
Net (loss)	$0	$0

Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	(6,000)	0
Net cash flows from operating activities	(6,000)	0

Cash flows from financing activities:
Proceeds from sale of common stock	15,000	0
Less, Applicable expenses	(14,000)	(14,000)
Net cash flows from financing activities	1,000	(14,000)
Net cash flows	(5,000)	(14,000)

Cash and equivalents, beginning of period	0	9,000
Cash and equivalents, end of period	$(5,000)	$(5,000)

Supplemental cash flow disclosures:
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and summary of significant accounting policies:

The following is a summary of our organization and significant accounting policies:

Organization and nature of business – American Xanthan Corporation (identified in these footnotes as "we" or the Company) is a Wyoming corporation incorporated on December 17, 2013.  We are currently based in Cheyenne, Wyoming, USA.  We intend to operate in the U.S. and Canada.  We intend to use December 31th as a fiscal year for financial reporting purposes.

Henry Luce, our president, owns 10,000,000 of our 15,000,000 outstanding shares.

We are a manufacturing development stage company and anticipate acquiring, researching, and if warranted and feasible, developing Xanthan manufacturing capabilities.  We currently hold an Agreement for the right to earn a license on a patent pending manufacturing process for Xanthan gum, described in more detail below.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We intend to engage a consulting firm to assist us in registering securities for trading by filing Form S-1 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTCQB.  We are now exploring sources of capital.  In the current development stage, we anticipate incurring operating losses as we implement our business plan.

Basis of presentation - The accounting and reporting policies of the Company conform to the applicable U.S. generally accepted accounting principles.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Fair value of financial instruments and derivative financial instruments - The carrying amounts of cash, receivables, and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of our foreign exchange, commodity price or interest rate market risks.

AMERICAN XANTHAN CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  At the end of the current year, no impairment of long-lived assets had occurred, in management's opinion.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Statements regarding Accounting for Income Taxes, which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock – We have adopted applicable FASB Statements regarding Earnings per Share, which require presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Note 2 – Going concern:

At March 31, 2014, we were not currently engaged in an operating business and expect to incur development stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.  We do not currently have sufficient capital to implement our business plan.  Although we are exploring other sources of capital, and although we intend to file a registration statement with the Securities and Exchange Commission in an attempt to raise capital, and although our principal shareholder has agreed to provide a limited amount of additional funds in the near term, there is no assurance that such efforts will succeed.  These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has a plan in place to remove this threat that begins with conducting the Offering on a "best efforts" basis. It will also rely on its shareholder for further capital investment if necessary.  If the Offering raises at least $25,000, then the Company's expenses related to the Offering and the expenses related to the Company will be covered. However, the Company will need to generate more than the expenses of the Offering in order to have enough capital to execute its business plan.

Note 3 – Prepaid expenses, registration costs and related commitments:

We hired a consulting firm to assist us in filing a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to allow us to offer stock for sale to the public.  We believe that doing this will enable us to raise the capital necessary to implement our business plan.  Although no written agreement has been executed yet, the consulting firm has verbally agreed to perform the services necessary to file Form S-1 for a flat fee of $11,000, of which $6,000 has already been paid and is included in Prepaid Expenses in the accompanying balance sheet.  The balance of the agreed upon fee will be payable in varying installments as specified events occur during the filing process. As of March 31, 2014, all the prepaid work had been done by the consulting firm and the prepaid amount is now an expense.

AMERICAN XANTHAN CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 4 – Agreement for the right to earn a license on a patent pending manufacturing process for Xanthan gum:

On December 18, 2013, we executed an Agreement for the right to earn a license on a patent pending manufacturing process for Xanthan gum with FracFlow Biotechnologies LP. ("FracFlow"), of Moncton, New Brunswick, Canada.  Under the agreement, we agreed to acquire a license of Canadian patent pending # 2,808,286 and/or US patent pending # 61,923,357 (the "License") which patent is held by FracFlow, and which comprises of a method to manufacture Xanthan gum from agricultural potato waste. The patent is registered with the Government of Canada, under the name of FracFlow, this License is conditional upon our completion of research and evaluation due diligence testing and our acceptance and satisfaction with the results obtained.

Conditional upon our satisfaction and acceptance, we agreed to pay FracFlow $500,000 implementation fee and an ongoing annual license fee of $500,000. We have not paid any money so far and our testing is still ongoing.

FracFlow is not affiliated with our Company. FracFlow registered the patent with the Canadian patent office on February 27, 2013 and with the US patent office on December 5, 2013.

We have not yet retained a specialized firm to undertake this testing program.  We plan to interview and retain a qualified consulting firm upon the completion of our offering as we do not presently have sufficient funds to undertake the work program we anticipate.

Note 5 - Federal income tax:

We follow applicable FASB Statements regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

Inception, December 17, 2013 Through March 31, 2014
Refundable Federal income tax attributable to:
Current operations	$0
Nondeductible expenses	0
Change in deferred tax valuation allowance	0
Net refundable amount	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception, December 17, 2013 Through March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$0
Less, Valuation allowance	(0)
Net deferred tax asset	0

At December 31, 2013, we did not have any unused net operating loss carryover available to offset future taxable income.

American Xanthan
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 6 – New accounting pronouncements:

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of operations.

Note 7 – Subsequent Events:

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued. No reportable subsequent events were found.

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following review of operations is for the quarter ending March 31, 2014 and should be read in conjunction with our Financial Statements and the Notes.

Financial Overview

The following reflects how we intend to spend our capital over the next twelve months:

Research & Development	$20,000
Manufacturing Equipment	$60,000
Administrative Fees*	$5,000
Rent*	$10,000

*We intend to obtain our administrative fees and rent from a loan from our president, Henry Luce.

Currently, we must complete our offering of securities in order to begin operations.   Based upon our current resources, we believe we can maintain operations through 2015.

Results of Operations

Quarter Ended March 31, 2014

We were incorporated on December 17, 2013 and have not begun operations.  To begin operations we must raise capital from the sale of our common stock in a public offering.

We have $6,000.00 in prepaid expenses.  This is our only asset.  We have liabilities of $5,000.00.  We had no revenues and incurred no expenses as of March 31, 2014.

Item 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014 due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this quarterly report on Form 10-Q has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.                LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us.

Item 1A.           RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2014, our Form S-1 registration statement filed with the SEC was declared effective (SEC File No. 333-193979). Since that date, we have not sold any shares of our common stock.  There is no underwriter involved in our offering.

Item 3.                DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                MINE SAFETY DISCLOSURES

Not applicable.

Item 5.                OTHER INFORMATION

None.

Item 6.                EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on February 14, 2014
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on February 14, 2014
10.1	Letter of Intent with FracFlow Biotechnologies LP	Incorporated by reference to the Exhibits attached to the Company's Form S-1 filed with February 14, 2014
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension – Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension – Calculations	Filed herewith
101.DEF	XBRL Taxonomy Extension – Definitions	Filed herewith
101.LAB	XBRL Taxonomy Extension – Labels	Filed herewith
101.PRE	XBRL Taxonomy Extension – Presentation	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN XANTHAN CORPORATION

Date:	May 28, 2014	By:	MICHAEL WALDORF
Michael Waldorf Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	May 28, 2014	By:	HENRY LUCE
Henry Luce Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)