Form 10-Q
period 2014-06-30
American Xanthan Corp
filed 2014-08-14
CIK 1600249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-Q
________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
Commission File Number 333-193979
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes   ☑     No   ☐

As of August 14, 2014, there were approximately 25,000,000 shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.                          FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

AMERICAN XANTHAN CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets:
Cash	$0	$9,000
Prepaid expenses	0	6,000
Total current assets	0	15,000
Total assets	$0	$15,000

LIABILITIES
Current liabilities:
Accounts payable, trade	$0	$0
Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 authorized, 15,000,000 shares issued and outstanding	1,500	1,500
Capital in excess of par value	13,500	13,500
(Deficit) accumulated creating and filing the S-1	$(20,000)	0
Total stockholders' equity	(5,000)	15,000
Total liabilities and stockholders' equity	$(5,000)	$15,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Cumulative Inception December 17, 2013 Through June 30, 2014	Quarter Ended June 30, 2014	6 Months Ended June 30, 2014
Revenues	$0	$0	$0

General and administrative expenses:

Services contributed by officers	0	0	0
Professional fees	20,000	0	14,000
Organizational expenses	0	0
Other general and administrative expenses	0	0	0
Total operating expenses	20,000	0	14,000
(Loss) from operations	(20,000)	0	(14,000)

Other income (expense):	0	0	0
(Loss) before taxes	(20,000)	0	(14,000)

Provision (credit) for taxes on income:	0	0	0
Net (loss)	$(20,000)	$0	$(14,000)

Basic earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	15,000,000	15,000,000	15,000,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION
Condensed Consolidated Statements of Stockholder Equity (Unaudited)

	Common Stock $.0001 Par Value Shares	Common Stock $.0001 Par Value Amount	Capital in Excess of Par Value	(Deficit) Accumulated During the Development Stage	Total

Inception, December 17, 2013	0	$0	$0	$0	$0
Shares issued for cash	15,000,000	1,500	13,500		15,000
Development stage net (loss)				(20,000)	(20,000)

Balances, June 30, 2014	15,000,000	$1,500	$13,500	$(20,000)	$(5,000)

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Cumulative Inception December 17, 2013 Through June 30, 2014	Six Months Ended June 30, 2014
Cash flows from operating activities:
Net (loss)	$(20,000)	$(20,000)
Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	(6,000)	0
Net cash flows from operating activities	(6,000)	0

Cash flows from financing activities:
Proceeds from sale of common stock	15,000	0
Less, Applicable expenses	(14,000)	(14,000)
Net cash flows from financing activities	1,000	(14,000)
Net cash flows	(5,000)	(14,000)

Cash and equivalents, beginning of period	0	9,000
Cash and equivalents, end of period	$(5,000)	$(5,000)

Supplemental cash flow disclosures:
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0

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

Henry Luce, our president, owns 10,000,000 of the 15,000,000 outstanding shares (as of June 30th, 2014) and 25,000,000 outstanding shares (as of August 14th, 2014).

We are a manufacturing development stage company and anticipate acquiring, researching and if warranted and feasible, developing Xanthan manufacturing capabilities.  We currently hold an Agreement for the right to earn a license on a patent pending manufacturing process for Xanthan gum, described in more detail below.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We intend to engage a consulting firm to assist us in registering securities for trading by applying for a listing on the OTCQB.   In the current development stage, we anticipate incurring operating losses as we implement our business plan.

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

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with applicable FASB Statements regarding Accounting for Income Taxes , which require the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

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

Note 2 – Going concern:

At June 30, 2014, we were not currently engaged in an operating business and expect to incur development stage operating losses until operations commence, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until a business operation can be commenced.   These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is actively working at removing this threat with the completing of our Public Offering. It will also rely on its shareholder for further capital investment if necessary.  If the Offering raised $100,000, and the Company's expenses related to the Offering and the expenses related to the Company have been covered. As of August 1st, the Company now has enough capital to execute its business plan.

Note 3 – Prepaid expenses, registration costs and related commitments:

We hired a consulting firm to assist us in listing our shares on a public exchange.   Although no written agreement has been executed yet, the consulting firm has verbally agreed to perform the services necessary for a flat fee of $11,000, of which $6,000 has already been paid and is included in Prepaid Expenses in the accompanying balance sheet.  The balance of the agreed upon fee will be payable in varying installments as specified events occur during the filing process. As of June 30, 2014, all the prepaid work had been done by the consulting firm and the prepaid amount is now an expense.

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

Inception, December 17, 2013 Through June 30, 2014
Refundable Federal income tax attributable to:
Current operations	$0
Nondeductible expenses	0
Change in deferred tax valuation allowance	0
Net refundable amount	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception, December 17, 2013 Through June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$0
Less, Valuation allowance	(0)
Net deferred tax asset	0

At December 31, 2013, we did not have any unused net operating loss carryover available to offset future taxable income.

American Xanthan
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 8 – New accounting pronouncements:

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of operations.

Note 9 – Subsequent Events:

On August 1, 2014 the Company completed its initial public offering and issued a total of 10,000,000 common shares for total proceeds for $100,000.00.

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

Financial Overview

1.
We have completed our offering of securities and are now ready to begin operations. $100,000.00 was raised; we have not spent any of the proceeds of the offering as of the date of this report. Based upon our current resources, we believe we can maintain operations through the end of 2015.

2.
The effective date of the Securities Act registration statement for which the use of proceeds information is being disclosed is February 14, 2014. The Commission file number assigned to the registration statement is 333-193979.

3.	The offering commenced July 1, 2014.

4.	All the securities in the offering were sold and the offering is now closed:

i.	The offering terminated on August 1, all securities offered were sold.

ii.	No underwriters were used in this offering;

iii.	The securities offered were the Company's common shares, this is the only class of securities the Company has. The securities are not convertible securities.

iv.
The amount of securities registered  is 10,000,000 common shares, the aggregate price of the offering amount registered  is $100,000.00, the amount of securities sold is 10,000,000 and the aggregate offering price of the amount sold to date  is $100,000.00;

v.
From the effective date of the Securities Act registration statement to the ending date of the reporting period, no expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, no finders' fees were paid, no expenses were paid to or for underwriters, no other expenses were paid . The total expenses incurred and/or paid in connection with the issuance and distribution was $0.00. All aforementioned amounts of expenses incurred are the actual amount of expenses and not estimates. Such payments were:

A.
Not direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or

B.	Not direct or indirect payments to others;

i.	The net offering proceeds to the issuer after deducting the total expenses described in paragraph (4)(v) of this Item is $100,000.00.

ii.
From the effective date of the Securities Act registration statement to the ending date of the reporting period, none of the net offering proceeds to the issuer have been used for the construction of a plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate; acquisition of other business(es); repayment of indebtedness; working capital; temporary investments; and no other purposes for which at least five (5) percent of our total offering proceeds has been used. These are the actual amounts of net offering proceeds used and not estimates. Such payments were:

A.
Not direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or

B.	Not direct or indirect payments to others; and

iii.	If the use of proceeds in paragraph (4)(vii) of this Item does not represent a material change in the use of proceeds described in the prospectus.

Results of Operations

Quarter Ended June 30, 2014

We were incorporated on December 17, 2013 and completed on public offering on August 1, 2014, this allowed us to raise $100,000.00.

We have $6,000.00 in prepaid expenses, as of June 30th, this was our only asset. We have liabilities of $5,000.00.  We had no revenues and incurred no expenses as of June 30, 2014.

Subsequent to the completion of our public offering on August 1st, 2014, our cash assets increased by $100,000.00.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014 due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On April 11, 2014, our Form S-1 registration statement filed with the SEC was declared effective (SEC File No. 333-193979).  Since that date we completed our public offering and sold 10,000,000 shares of common stock at $0.01 per share and raised a total of $100,000.  There were no underwriters involved in our public offering.  Since completing our public offering, we have not spent any of the proceeds.

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

AMERICAN XANTHAN CORPORATION

Date:	August 7, 2014	By:	MICHAEL WALDORF
Michael Waldorf Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 7, 2014	By:	HENRY LUCE
Henry Luce Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)