Form 10-Q
period 2014-09-30
American Xanthan Corp
filed 2014-11-13
CIK 1600249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission File Number 333-193979

 ________________________

AMERICAN XANTHAN CORPORATION

(Exact name of registrant as specified in its charter)

Wyoming	46-4398264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1712 Pioneer Avenue, Suite 1749

Cheyenne, WY 82001

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (307) 778-4713

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

As of November 14, 2014, there were approximately 25,500,000 shares of common stock issued and outstanding.

PART I. Financial Information

Item 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

AMERICAN XANTHAN CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Cumulative Inception December 17, 2013 Through September 30, 2014	Quarter Ended September 30, 2014	9 Months Ended September 30, 2014

Revenues	$ 0	$ 0	$ 0
General and administrative expenses:
Services contributed by officers	0	0	0
Professional fees	20,000	0	14,000
Organizational expenses	0	0
Other general and administrative expenses	0	0	0
Total operating expenses	20,000	0	14,000
(Loss) from operations	(20,000)	0	(14,000)

Other income (expense):	0	0	0
(Loss) before taxes	(20,000)	0	(14,000)

Provision (credit) for taxes on income:	0	0	0
Net (loss)	$ (20,000)	$ 0	$ (14,000)

Basic earnings (loss) per common share	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	25,500,000	25,500,000	25,500,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION

Condensed Consolidated Statements of Stockholder Equity (Unaudited)

	Common Stock $.0001 Par Value Shares	Common Stock $.0001 Par Value Amount	Capital in Excess of Par Value	(Deficit) Accumulated During the Development Stage	Total

Inception, December 17, 2013	0	$ 0	$ 0	$ 0	$ 0
Shares issued for cash	15,000,000	1,500	13,500		15,000
Development stage net (loss)				0	0
Balances, September 30, 2014	25,500,000	$ 2,550	$ 92,450	$ (20,000)	$ 75,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014(Unaudited)	December 31, 2013 (Audited)
ASSETS
Current assets:
Cash	$0	$ 9,000
Prepaid expenses	0	6,000
Total current assets	0	15,000
Total assets	$0	$ 15,000

LIABILITIES
Current liabilities:
Accounts payable, trade	$0	$ 0
Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 authorized,
25,500,000 shares issued and outstanding	2,550	1,500
Capital in excess of par value	92,450	13,500
(Deficit) accumulated creating and filing the S-1	$(20,000)	$ 0
Total stockholders' equity	0	15,000
Total liabilities and stockholders' equity	$75,000	$ 15,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Cumulative Inception December 17, 2013 Through September 30, 2014	Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net (loss)	$(20,000)	$(20,000)
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	(6,000)	0
Net cash flows from operating activities	(6,000)	0

Cash flows from financing activities:
Proceeds from sale of common stock	115,000	100,000
Less, Applicable expenses	(14,000)	(14,000)
Net cash flows from financing activities	101,000	86,000
Net cash flows	95,000	86,000

Cash and equivalents, beginning of period	0	9,000
Cash and equivalents, end of period	$95,000	$95,000

Supplemental cash flow disclosures:
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Organization and summary of significant accounting policies:

The following is a summary of our organization and significant accounting policies:

Organization and nature of business – American Xanthan Corporation (identified in these footnotes as “we” or the Company) is a Wyoming corporation incorporated on December 17, 2013.  We are currently based in Cheyenne, Wyoming, USA.  We intend to operate in the U.S. and Canada.  We intend to use December 31th as a fiscal year for financial reporting purposes.

Henry Luce, our president, owns 10,000,000 of the 25,500,000 outstanding shares (as of November 14th, 2014).

We are a manufacturing development stage company and anticipate acquiring, researching and developing Xanthan manufacturing capabilities.  We currently own the rights to a patent pending manufacturing process for Xanthan gum, described in more detail below.

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

AMERICAN XANTHAN CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Other long-lived assets – Property and equipment are stated at cost less accumulated depreciation computed principally using accelerated methods over the estimated useful lives of the assets.  Repairs are charged to expense as incurred.  Impairment of long-lived assets is recognized when the fair value of a long-lived asset is less than its carrying value.  At the end of the current year, no impairment of long-lived assets had occurred, in management’s opinion.

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

Note 2 – Going concern:

At November 14, 2014, we were engaged in an operating business but expect to incur development stage operating losses until operations develop, and for a period of time thereafter.  We intend to rely on our officers and directors to perform essential functions without compensation until business operations generate sufficient revenues.   These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is actively working at removing this threat with the completion of our Public Offering. It will also rely on its shareholder for further capital investment if necessary.  The Offering raised $100,000, and the Company’s expenses related to the Offering and the expenses related to the Company have been covered. As of August 1st, the Company now has enough capital to execute its business plan.

Note 3 – Prepaid expenses, registration costs and related commitments:

We hired a consulting firm to assist us in listing our shares on a public exchange.   Although no written agreement has been executed yet, the consulting firm has verbally agreed to perform the services necessary for a flat fee of $11,000, of which $6,000 has already been paid and is included in Prepaid Expenses in the accompanying balance sheet.  The balance of the agreed upon fee will be payable in varying installments as specified events occur during the filing process. As of September 30, 2014, all the prepaid work had been done by the consulting firm and the prepaid amount is now an expense.

AMERICAN XANTHAN CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Note 4 – Agreement for the right to earn a license on a patent pending manufacturing process for Xanthan gum:

On December 18, 2013, we executed an Agreement for the right to earn a license on a patent pending manufacturing process for Xanthan gum with FracFlow Biotechnologies LP. (“FracFlow”), of Moncton, New Brunswick, Canada.  Under the agreement, we agreed to acquire a license of Canadian patent pending # 2,808,286 and/or US patent pending # 61,923,357 (the “License”) which patent is held by FracFlow, and which comprises of a method to manufacture Xanthan gum from agricultural potato waste. The patent is registered with the Government of Canada, under the name of FracFlow, this License was conditional upon our completion of research and evaluation due diligence testing and our acceptance and satisfaction with the results obtained.

Conditional upon our satisfaction and acceptance, we agreed to pay FracFlow with 500,000 shares of our common stock.

FracFlow is not affiliated with our Company. FracFlow registered the patent with the Canadian patent office on February 27, 2013 and with the US patent office on December 5, 2013. .

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

The provision for refundable Federal income tax consists of the following:

Inception, December 17, 2013 Through September 30, 2014
Refundable Federal income tax attributable to:
Current operations	$ 0
Nondeductible expenses	0
Change in deferred tax valuation allowance	0
Net refundable amount	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception, December 17, 2013 Through September 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 0
Less, Valuation allowance	(0)
Net deferred tax asset	0

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

Note 9 – Subsequent Events:

On November 13, 2014 the Company issued 500,000 restricted common shares to FracFlow Biotechnologies LP in accordance with an Intellectual Property Purchase Agreement that was disclosed in an 8-k filing dated November 13, 2014, in exchange for the rights to two patent pending technologies.

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

Forward-looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

The following review of operations is for the quarter ending September 30, 2014 and should be read in conjunction with our Financial Statements and the Notes.

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

Results of Operations

Quarter Ended September 30, 2014

We were incorporated on December 17, 2013 and completed our public offering on August 1, 2014.

On November 13, 2014, American Xanthan Corporation, entered into an Intellectual Property Purchase Agreement ("Purchase Agreement").   Pursuant to which the Company acquired: (i) all Intellectual Property rights, title and interest in Canadian Patent pending # 2,808,286 'Solid State Fermentation of Xanthan from Potato Pulp' (ii) all Intellectual Property rights, title and interest in US Patent pending #61,923,357 'Solid State Fermentation of Xanthan from Potato Pulp'.  Pursuant to the Purchase Agreement, the Company agreed to issue 500,000 restricted shares of Company’s $0.001 par value common stock to FracFlow Biotechnologies LP.

Upon execution of the In Purchase agreement the Company ceased to be a shell Company as defined in Rule 12b-2 under the Exchange Act. The Company intends to pursue the development of operations through the acquisition and development of Xanthan production technologies.

TheAmerican Xanthan Corporation is in the business of acquiring, licensing and marketing patents and technology to manufacture Xanthan from potato waste.

We have $6,000.00 in prepaid expense.  We have no liabilities.  We had no revenues and incurred no expenses as of September 30, 2014.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.

MINE SAFETY DISCLOSURES

Not applicable.

Item 5.

OTHER INFORMATION

None.

Item 6.     EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on February 14, 2014
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on February 14, 2014
10.1	Intellectual Property Purchase Agreement with FracFlow Biotechnologies LP	Incorporated by reference to the Exhibits attached to the Company's 8-k filed with the SEC on November 14, 2014
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN XANTHAN CORPORATION

Date:	November 13, 2014	By:	MICHAEL WALDORF
Michael Waldorf Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	November13, 2014	By:	HENRY LUCE
Henry Luce Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)