Form 10-K
period 2014-12-31
American Xanthan Corp
filed 2015-04-13
CIK 1600249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____to _____

Commission File Number: 333-193979

_____________________

AMERICAN XANTHAN CORPORATION

(Exact name of registrant as specified in its charter)

_____________________

Wyoming	46-4398264
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1712 Pioneer Avenue, Suite 1749, Cheyenne, WY	82001
(Address of principal executive offices)	(Zip Code)

(307)-778-4713

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

_________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  approximately $75,000 as of June 30, 2014

As of March 31, 2015, there were approximately 25,500,000 shares of the issuer's $0.001 par value common stock issued and outstanding.

PART I.

Forward-Looking Information

This Annual Report of the American Xanthan Corporation. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends," “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

General

We were incorporated in the State of Wyoming on December 17, 2013, for the purpose of manufacturing and distributing specialized Xanthan gum for use in hydro-fracturing operations in the oil and gas industry.

We are in the start-up phase of our operations and have not generated any revenues to date. We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Our principal executive offices are located at 1712 Pioneer Avenue, Suite 1749, Cheyenne, Wyoming 82001. This is our mailing address as well. Our telephone number is (307) 778-4713. Our fiscal year end is December 31.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Xanthan Gum

Xanthan Gum is a microbial polysaccharide produced by the organism Xanthomonas capestris.  Through fermentation in a medium containing carbohydrates, a suitable nitrogen source, dipotassium hydrogen phosphate and appropriate trace metals the microorganism is grown.  The gum itself is recovered by alcohol precipitation, dried and milled to specification. An Xanthan Gum solution shows typical pseudoplastic characteristics.  These properties make it an effective suspending agent sufficient to suspend fine particles while preventing oil droplet separation.  Heat stable in the presence of Potassium Chloride or other salts Xanthan Gum solutions are also stable at high pH levels when compared to other hydrocolloids.  In combination with Guar Gum and/or Locust Bean Gum, Xanthan exhibits a synergestic viscosity increase that is useful in stabilizing many different types of products.  Xanthan can be used in Food, Pharmaceutical and Industrial applications as an emulsifier, stabilizer, thickener and rheological modifier.

We intend to manufacture Xanathan Gum for use in hydro-fracturing operations of the shale oil & gas industry.  We have a license in a Xanthan gum manufacturing patent pending process. Our planned work program is to carry out research and development work on a manufacturing process to produce Xanthan gum on a commercial scale from agricultural waste starch products in order to ascertain whether it possesses the attributes necessary to be economically viable.   We have budgeted a total of up to $30,000 from our funds raised for research and development costs.

Induced hydraulic hydro-fracturing commonly known as “fracking” is a technique in which water is mixed with sand and chemicals and the mixture is injected at high pressure into a well bore to create small fractures (typically less than 1 mm) along which desirable fluids including gas, petroleum and hydrocarbons may migrate to the well for collection and harvesting. The fracking process produces “wastewater” also known as “flow back water” which is returned to the surface during and after the fracking process. This wastewater contains toxic heavy solids (TSS) and dissolved salts and chemicals (TDS).

Xanthan Gum is one of the chemicals that induces the collection of hydrocarbons.

Manufacturing

We intend to manufacture part of the Xanthan Gum production at our facility and may license partner manufacturers to assist us with production. In order to manufacture Xanathan Gum we must acquire potato pulp and/or cull potatoes as our primary raw material. Potato pulp is a byproduct of the manufacturing process for potato starch, French fries, and most modified potato products. It is of low value, in fact, it is often given away for free; farmers use as animal feed, particularly for cattle; it also can be buried and composted like cull potatoes, or it can be used in the digesters of biogas facilities. Cull potatoes themselves can also be easily transformed into potato pulp and are readily available in potato farming areas. Cull potatoes are rejected for a number of reasons; size, color, shape and disease are all factors in culling. Growing season, potato market value, and time of year all play major roles in cull availability, cost and quality. Hundreds of thousands of tons of cull potatoes are available each year in the United States. Additionally, potato processors generate their own waste in the form of peels and rejects, which can also be converted to potato pulp. This primary raw material will be shipping to our pilot plant by transport trucks and/or rail, depending on the location of the supplier.

Potato pulp contains all non-starchy substances insoluble in water and bounded starch which cannot be mechanically separated from the blended parties of potato. The pulp consists of 30% starch; our manufacturing process chemically separates it through our proprietary Xanthan fermentation technique explained below.

Once the potato pulp or cull potato raw material comes to the manufacturing facility, it is moisturized and sterilized with hot water,. It is then cooled back down. While it is cooling down, the pH is adjusted to 7.2 and maintained for the next two phases. Bacteria of the genus Xanthomonas is inoculated into the substrate and incubated for a period of 6 days at 28 degrees Celsius. The bacteria are removed by diluting the substrate, and centrifugation, 1% potassium chloride is added to the substrate. Precipitation of Xathan gum is achieved by adding 3 volumes of chilled 95% ethanol. Xanthan gum is recovered by precipitation with two volumes of isopropyl alcohol using 2% potassium chloride as electrolyte. The precipitate is then dried at 40 degrees Celsius for 24 hours. The result is industrial grade Xanthan powder.

Unlike other Xanthan manufacturers, instead of using corn and glucose as our substrate, we use potato pulp; this gives us a fermentation “broth” that has negligible amounts of water in comparison to “traditional broths” and this means we require much less solvents than our competitors. Moreover, our technique does not require the addition of a carbon source because the potato pulp medium acts as its own carbon source, this also reduces costs. The juice water created as a byproduct of this process is high in nitrogen and can be spread on land as nutrients and the leftover potato mush can be used as animal feed.

The other raw materials are also shipped via transport trucks and stored at room temperature or refrigerated (as applicable) until used.

Once a batch of Xanthan powder is completed, it is stored in 1 ton totes through a mechanical bagger, the Xanthan powder is manually transferred from the fermentation tanks to the automated conveyor line beneath it. The conveyor line brings the Xanthan powder over the mechanical bagger and fills the tote. Once a tote is full, a forklift picks it up and stores it in the warehouse area where it awaits shipment.

The purchasers buy it by the ton and the product is shipped in bulk totes. The buyer is responsible to send a carrier to pick up the final product, the products are shipped Ex Works (Incoterms 2010), that is to say it is made available for pickup on the shipping dock and the risk transfers to the purchaser at that time.

Distribution

We intend to distribute Xanthan Gum directly from our facility directly to our customers.

License

On November 13, 2014, we executed an intellectual property purchase agreement (the “Purchase Agreement”) with FracFlow Biotechnologies LP (“FracFlow”) a non-affiliated company for all intellectual property rights, title and interest in Canadian Patent Pending #2,808,286 and US Patent Pending #61,923,357, both titled “Solid State Fermentation of Xanthan From Potato Pulp”. Pursuant to the Purchase Agreement, the Company agreed to issue 500,000 shares of the company’s common stock to FracFlow.

The foregoing description of the terms of the Purchase Agreement is qualified in its entirety by reference to the provisions of the agreement filed as Exhibit 10.1 to this report, which is incorporated by reference herein.

We cannot at this time estimate the full extent of the costs that may be required; however, we intend to use up to $30,000 of our capital towards research and evaluation of the commercial viability of this IP.

These licenses on a patent pending manufacturing process for Xanthan Gum (the “IP”) which IP comprises of a method for the aerobic production of Xanthan by bacteria of the genus Xanthomonas citri or Xanthomonas campestries on a solid substrate of potato pulp.

In connection with entering into the Purchase Agreement the Company has begun pursuing opportunities to utilize the intellectual properties purchased. The Company aims to further develop these technologies in order to pursue licensing, manufacturing and direct sales agreements for its manufacturing technology.

The technologies and prototype product will be undergoing clinical lab testing to further establish its capability of producing large volumes of industrial grade Xanthan from agricultural products (Agricultural Waste, Potato Peel, Potato Sludge).

Production, Prices and Costs

The Company has limited operations and in accordance with Statement of Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises" is considered to be in the development stage. Therefore, during the first fiscal year, the Company has limited production activity, no revenues, or costs of production.

Patents, Trademarks and Copyrights

We own all intellectual property rights, title and interest in Canadian Patent Pending #2,808,286 and US Patent Pending #61,923,357; both titled “Solid State Fermentation of Xanthan From Potato Pulp”. We do not know if we are or will be infringing on any patents, copyrights or trademarks. If we infringe on any patents, trademarks or copyrights we will be liable for damages and may be enjoined from conducting our proposed business. Further, because we have no patent or copyright covering our proposed product, someone could use the information and compete with us and we will have no recourse against him.

Competition

Our competition comes from other Xanthan manufacturing and distribution companies that are providing their product to the hydro-fracturing operations of the shale oil and gas industry that might contemplate acquiring similar intellectual property due to their investment and capital costs compared to our financial capabilities.  Since our financial resources are severely limited at this time, we are at a distinct disadvantage when competing against companies with significant assets. The oil and gas fracking industry is intensely competitive. Our product is used in liquid that is ingested below the surface of the ground to attract hydrocarbon. We expect competition to continue to intensify in the future. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, and support, technical and other resources. Our failure to establish and maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

Marketing

We market our product on our website and through other traditional forms of advertising such as trade publications.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations.

Government Regulation

Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

•	Clean Air Act,
•	Oil Pollution Act of 1990,
•	Federal Water Pollution Control Act,
•	Resource Conservation and Recovery Act (“RCRA”),
•	Toxic Substances Control Act, and
•	Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

these laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

•	drilling,
•	development and production operations,
•	activities in connection with storage and transportation of oil and other liquid hydrocarbons, and
•	use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

•	unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,
•	capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and
•	capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, We do not believe that changes to these regulations will have a significant negative effect

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean-up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, We believes the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

•	a “generator” or “transporter” of hazardous waste, or
•	an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund”, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

•	the “owner” or “operator” of the site where hazardous substances have been released, and
•	companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance”. As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

•	remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,
•	clean up contaminated property, including contaminated groundwater, or
•	perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

While the foregoing regulations appear extensive, we believes that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse effect upon us. Further, we believe we will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

Company’s Office

Our principal executive offices are located at 1712 Pioneer Avenue, Suite 1749, Cheyenne, Wyoming 82001. This is our mailing address as well. Our telephone number is (307) 778-4713. We lease the forgoing office space from Wyoming Corporate Services, Inc. pursuant to a written lease agreement. Our lease is for a period of 12 months, ending on December 31, 2015. Our monthly rent is $833.33.

Employees

We are a development stage company and currently have 0 full-time employees and 0 part time employees.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the value of our common stock could decline and investors could lose all or part of their investment.

Risks associated with AMERICAN XANTHAN CORPORATION

1. We have no operating history and have earned no revenues to date.

We have no operating history or revenues.  We expect to incur losses in the foreseeable future due to significant costs associated with our business development, including costs associated with our operations. There can be no assurance that our operations will ever generate sufficient revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations.  Further, we can give no assurance that we will attain or thereafter sustain profitability in any future period.

2. Because our officers and sole director will only be devoting 25% of their time or approximately ten hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions which could result in a loss of potential revenue to us and a loss of your investment.

Our officers and directors have decided that they will only devote 25% of their time or four hours per week to our operations and as a result our operations may be sporadic and occur at times which are convenient to them. As a result operations may be periodically interrupted or suspended which could result in a loss of potential revenue to us and a loss of your investment.

3. The hydro-fracturing oil and gas industry is highly competitive and we may be unsuccessful in acquiring costumers.

The shale oil and gas hydro-fracturing industry is intensely competitive. We compete with numerous individuals and companies, including many major suppliers to hydro-fracturing oil and gas companies, which have substantially greater technical, financial and operational resources and staff for suitable business opportunities, established manufacturing capabilities and distribution networks to fracking operations, manufacturing processes and funds. We may be unable to raise the necessary funds or complete any projected work.

4. The potential profitability of shale oil and gas hydro-fracturing ventures depends upon factors beyond the control of our company, any of which may have a material adverse effect on our company.

The potential profitability of shale oil and gas hydro-fracturing projects is dependent upon many factors beyond our control, including: world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging or controls; adverse weather conditions can hinder drilling and production operations; production from any well may be unmarketable if it is impregnated with water or other deleterious substances; and the marketability of oil and gas which may be acquired or discovered will be affected by proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital due to poor demand for our Xanthan product that is used solely for hydro-fracturing operations.

5. Further, hydro-fracturing exploration and production activities are subject to certain environmental regulations and moratoriums which may prevent or delay the development of the shale oil and gas industry.

Shale oil and gas hydro-fracturing operations in North America are also subject to Federal, State and Provincial laws and regulations which seek to maintain health and safety standards by regulating the design and use of hydro-fracturing methods and equipment. Various permits from government bodies are required for drilling and production operations to be conducted. With the growing opposition to hydro-fracturing operations the industry may suffer a short, medium or long term standstill, this greatly reducing or even eliminating the demand for our sole product, Xanthan gum. Environmental standards imposed by Federal, State and/or Provincial authorities may be changed or such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons.

6. Hydro-fracturing involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Hydro-fracturing operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. If our Xanthan gum is used in such a hydro-fracturing operation, we may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

7. As our manufacturing technology is in development, we may not be able to establish commercial viability with it.

Developing a new manufacturing technology, bringing it to market and establishing a distribution network involve significant risks which even a combination of careful evaluation, experience and knowledge may not eliminate.  While the discovery of a commercially viable manufacturing process may result in substantial rewards, few manufacturing advancements which are explored are ultimately developed into commercial viable processes.  Substantial expenses may be incurred to develop and establish a distribution network for our product, to establish processing facilities at a particular site and to establish delivery mechanisms for any produced resource.  Whether such operations will be commercially viable depends on a number of factors, some of which are: the particular attributes of the Xanthan gum produced, proximity to infrastructure; hydrocarbon prices which are highly cyclical; drilling and other related costs which appear to be rising; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital and, in fact, may cause our business to fail. Although we do not currently have an established production facility, we intend to pursue the development of such installations in order to determine if production potential exists and, if so, start production. There is no certainty that the expenditures made by us towards the development and evaluation of this manufacturing process will result in production of commercial quantities of Xanthan.

8. Highly specialized niche manufacturing operations generally involve a high degree of risk.

Highly specialized niche manufacturing operations are subject to all the hazards and risks normally encountered in the research and development sector, including unusual and unexpected Intellectual Property disputes, and other conditions involved in possible legal liability. Our production operations could also experience periodic interruptions due to slowed demand, weather conditions and other acts of God. Manufacturing operations are subject to hazards such as equipment failure which may result in environmental pollution and consequent liability. If any of these risks and hazards adversely affect our manufacturing operations or our distribution activities, they may: (i) increase the cost of manufacturing and/or distribution to a point where it is no longer economically feasible to continue operations; (ii) require us to write down the carrying value of our working interest in equipment and/or intellectual property; (iii) cause delays or a stoppage in the production operations; (iv) result in damage to or destruction of processing facilities; and (v) result in personal injury or death or legal liability.  Any or all of these adverse consequences may have a material adverse effect on our financial condition, results of operations, and future cash flows.

9. We are a start-up stage company with no operating history and our estimates of commercial potential are only preliminary and based primarily on past, publicly available reports which may not reflect the actual economic viability of our business.

There is a degree of uncertainty to the estimation of commercial viability.  The estimating of commercial viability is a subjective process and the accuracy of estimates is a function of the quantity and quality of data, the accuracy of statistical computations, and the assumptions used and judgments made in interpreting engineering and scientific information.  There is significant uncertainty in any economic feasibility, and the manufacturing process developed, if any, and the economic viability of any manufactured product may differ significantly from our estimates.  In addition, the quantity of resources may vary depending on, among other things, oil and gas prices.  Any material change in quantity of hydro-fracturing operations in development may affect the economic viability of our business.   This could materially and adversely affect estimates of commercial viability, estimated production rates, or of our ability to extract the Xanthan through our manufacturing process. These factors could have a material negative effect on our financial condition, results of operations and future cash flows.

10. We may not be able to compete with current and potential Xanthan manufacturing and/or distribution companies, most of whom have greater resources and experience than we do in the hydro-fracturing industry.

The hydro-fracturing market is intensely competitive, highly fragmented and subject to rapid change.  We may be unable to compete successfully with our existing competitors or with any new competitors.  We will be competing with many companies which have significantly greater personnel, financial, managerial and technical resources than we do.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

11. Because our business involves numerous operating hazards, we may be subject to claims of a significant size which would cost a significant amount of funds and resources to rectify.  This could force us to cease our operations.

Our operations are subject to the usual hazards inherent in biotechnological manufacturing, such as general accidents, explosions, chemical exposure and poisonous gases.  The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel.  Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages.  The occurrence of any such contingency would require us to incur additional costs, which would adversely affect our business.

12. Damage to the environment could also result from our operations.  If our business is involved in one or more of these hazards, we may be subject to claims of a significant size which could force us to cease our operations.

Biotechnological manufacturing, production and related hydro-fracturing operations are subject to extensive rules and regulations of federal, provincial, state and local agencies.  Failure to comply with these rules and regulations can result in substantial penalties.  Our cost of doing business may be affected by the regulatory burden on these industries.  Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws. Environmental enforcement efforts with respect to hydro-fracturing operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future exploration operations. Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations.  We cannot be sure that our proposed business operations will not violate environmental laws in the future. Our operations and properties are subject to extensive federal, state, provincial and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health.  These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before manufacturing commences, (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with manufacturing and/or hydro-fracturing activities, (iii) require remedial measures to mitigate pollution from former operations and (iv) impose substantial liabilities for pollution resulting from our proposed operations. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future.  There are also risks against which we cannot, or may not elect to insure.  The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our financial position, future earnings, and/or competitive positions.

13. The prices of oil and gas are highly volatile and a decrease in oil and gas prices can have a material adverse effect on our business.

The profitability of manufacturing operations that cater exclusively to natural resource operations are directly related to the market prices of the underlying commodities.  The market prices of oil & gas fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions.  Price fluctuations in the oil and gas market can significantly affect the profitability of a project. Adverse fluctuations of the oil and gas market price may force us to curtail or cease our business operations.

14. If we lose the services of any of our management team, we may not be able to continue to operate our business and may be required to cease operations.

Neither Henry Luce, our president, principal executive officer, and a member of the board of directors, nor David Schwartz, our secretary and a member of the board of directors, nor Michael Waldorf our vice president, treasurer, principal financial officer, principal accounting officer and a member of the board of directors have significant prior experience in the Xanthan manufacturing industry.  They lack the technical training and experience in starting or operating a manufacturing company and their distribution experience is non-existent.  Unless we can retain qualified technical personnel to undertake our development plan we may not be able to complete our planned exploration.  Further, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. The loss any of their services would negatively impact our operations. If we lost the services of any of these individuals, we would be forced to find other qualified management personnel to assist us developing our business plan and establish business operations.  This could be costly to us in terms of both time and expenses. We do not maintain an employment agreement with Mr. Luce, Mr. Schwartz or Mr. Waldorf nor do we have key-man life insurance on them.  Therefore, if we were unable to replace the services and experience of these people, we may be forced to discontinue our operations.

15. Our principal stockholders, officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Subsequent to the fully-subscribed offering under this prospectus, our principal stockholders and our officers and directors, in the aggregate, will beneficially own approximately or have the right to vote approximately 60% of our outstanding Common Shares.  As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stock holders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or By-laws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our Common Shares.  Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

16. We may not have access to all of the supplies and materials we need to begin manufacturing which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies and/or demand in the industry could result in occasional spot shortages of supplies and certain equipment that we might need to conduct our operations. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials.  We will attempt to locate products, equipment and materials after this offering is complete.  If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials we need.

17. Because of our early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development.  We are engaged in the business of manufacturing research and, if warranted and feasible, developing a distribution network. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term.  Any profitability in the future from our business will be dependent upon developing an economically viable manufacturing process and distribution network, which itself is subject to numerous risk factors as set forth herein.  Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

18. We are a research and development stage company, and there is no assurance that a commercially viable manufacturing process exists in to extract Xanthan gum from new starch based raw materials.

We research and development stage company and cannot assure you that a commercially viable manufacturing process exists to extract Xanthan gum from waste starch raw materials.  Therefore, determination of the commercial viability of a process will depend on appropriate and sufficient exploration work and the evaluation of legal, economic and environmental factors.  If we fail to find a commercially viable process, our financial condition and results of operations will be materially adversely affected.

19. We expect losses to continue in the future because we have no reserves and, consequently, no revenue to offset losses.

Based upon current plans and the fact that we currently do not have any reserves, we expect to incur operating losses in future periods.  This will happen because there are expenses associated with the acquisition and/or exploration of new manufacturing processes which are not income-producing activities. We cannot guarantee that we will be successful in generating revenues in the future.  Failure to generate revenues may cause us to go out of business.  We will require additional funds to achieve our current business strategy and our inability to obtain additional financing will interfere with our ability to expand our current business operations.

20. Our management team lacks technical training and/or experience in Xanthan manufacturing industry and the shale oil & gas hydro-fracturing sector.

Neither Henry Luce, our president, treasurer and director, nor David Schwartz, our secretary, nor Michael Waldorf our vice president, have significant prior experience in either the Xanthan manufacturing or shale oil and gas hydro-fracturing industries. All three of them lack technical training and experience in starting or operating manufacturing company and their shale oil & gas hydro-fracturing experience is non-existent.  Unless we can retain qualified technical personnel to undertake our exploration plan we may not be able to complete our planned development.  Further, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

21. We are an “emerging growth company,” and the reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a)(19)(B) of the Securities Act of 1933, as amended. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on golden parachute compensation. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year during which we have total annual gross revenues of $1 billion or more; (ii) the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the Exchange Act. We will be deemed a large accelerated filer on the first day of the fiscal year after the market value of our common equity held by non-affiliates exceeds $700 million, measured on January 1. We cannot predict if investors will find our common stock less attractive to the extent we rely on the exemptions available to emerging growth companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

A company that elects to be treated as an emerging growth company shall continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which it had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which it has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which is deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon it attaining a public float of at least $700 million.

22. We have elected under the JOBS Act to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

Under the JOBS Act, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of this extended transition period. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to financial statements of companies that comply with public company effective dates.

23. While we currently qualify as an “emerging growth company” under the JOBS Act, we will lose that status at the latest by the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, which will increase the costs and demands placed upon management.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1,000,000,000 (as indexed for inflation), (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under this registration statement; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer’ as defined by the SEC, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if our public float should exceed $75 million.

24. While we currently qualify as an “Emerging Growth Company” under the JOBS Act and we will lose that status by the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, if we qualify as a “smaller reporting company” which we are at the present time, our non-financial and financial information will be less than is required by other non-smaller reporting companies.

Currently we qualify as an “Emerging Growth Company”. At the latest, by the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, we will lose that qualification and be required to report as other public companies are required to report. While we will no longer qualify as an “Emerging Growth Company”, we may qualify as a “smaller reporting company”. The “smaller reporting company” category includes companies that (1) have a common equity public float of less than $75 million or (2) are unable to calculate their public float and have annual revenue of $50 million or less, upon entering the system.  A smaller reporting company prepares and files SEC reports and registration statements using the same forms as other SEC reporting companies, though the information required to be disclosed may differ and be less comprehensive. Regulation S-X contains the SEC requirements for financial statements, while Regulation S-K contains the non-financial disclosure requirements. To locate the scaled disclosure requirements, smaller reporting companies will refer to the special paragraphs labeled “smaller reporting companies” in Regulation S-K. As an example only, smaller reporting companies are not required to make risk factor disclosure in Item 1A of Form 10-K. Other disclosure required by non-smaller reporting companies can be omitted in Form 10-K and Form 10-Q by smaller reporting companies.

25. Because our common stock is not registered under the Securities Exchange Act of 1934, as amended, we will not be subject to the federal proxy rules and our directors, executive officers and 10% beneficial holders will not be subject to Section 16 of the Securities Exchange Act of 1934, as amended. In addition our reporting obligations under Section 15(d) of the Securities Exchange Act of 1934, as amended, may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act; as of March 28, 2015, we have less than 40 shareholders of record). As long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4, and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports. Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

26. Because we do not have an escrow or trust account for your subscription, if we file for bankruptcy protection or are forced into bankruptcy, or a creditor obtains a judgment against us and attaches the subscription, you will lose your investment.

Your funds will not be placed in an escrow or trust account. Accordingly, if we file for bankruptcy protection or a petition for involuntary bankruptcy is filed by creditors against us, your funds will become part of the bankruptcy estate and administered according to the bankruptcy laws. If a creditor sues us and obtains a judgment against us, the creditor could garnish the bank account and take possession of the subscriptions. As such, if the minimum conditions of this offering are not satisfied, it is possible that a creditor could attach your subscription which could preclude or delay the return of money to you. If that happens, you will lose your investment and your funds will be used to pay creditors.

27. FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

28. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

29. Because our common stock is a “penny stock,” investors may not be able to resell their shares and will have access to limited information about us.

Our common stock is defined as a “penny stock,” under the Securities Exchange Act of 1934, and its rules. Because our common stock is a “penny stock,” investors may be unable to resell their shares. This is because the Securities Exchange Act of 1934 and the penny stock rules impose additional sales practice and disclosure requirements on broker/dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our common stock and investors may not be able to resell their shares. Further, news coverage regarding penny stock is extremely limited, if non-existent. As a result, investors only information will be from reports filed with the Securities and Exchange Commission.

30. We are a shell company and as such have limitations imposed upon us by law which will have an adverse affect on shareholders ability to resell restricted securities issued by us.

We are a “shell company” as defined in Rule 405 of the Securities Act of 1933, as amended.  A shell company means that we have nor nominal operations; and either: (i) no or nominal assets; (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.   As such, Rule 144 promulgated under the Securities Act of 1933, as amended, is unavailable for the resale of restricted securities issued by us until we have filed a Form 8-K with the SEC and disclosing the information required by Item 5.06 thereof and one year passes from the date of filing.  Further, we cannot use Form S-8 to register securities under plans until 60 days passes from the date we have filed a Form 8-K with the SEC and disclosing the information required by Item 5.06 thereof.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices occupy approximately 1,000 square feet and are located at 1712 Pioneer Avenue, Suite 1749, Cheyenne, Wyoming 82001. We lease the forgoing office space from Wyoming Corporate Services, Inc. pursuant to a written lease agreement. Our lease is for a period of 12 months, ending on December 31, 2014. Our monthly rent is $833.33.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is presently not traded on any market or securities exchange. We intend to seek out an SEC registered broker-dealer to file a Form 211 with the Financial Industry Regulatory Authority (“FINRA”), to act as a market maker for our common stock and post a quotation for our common stock on the OTCBB. There can be no assurance that a market maker will agree to file the necessary documents with FINRA which operates the OTCBB, nor can there be any assurance that such an application for quotation will be approved.

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Rule 144 Shares

15,500,000 of the presently outstanding 25,500,000 shares of our common stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act, as amended, and may only be sold pursuant to an effective registration statement or an exemption from registration, if available.  The SEC has adopted final rules amending Rule 144 which have become effective on February 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405 of the Securities Act of 1933, as amended, and Rule 12b-2 of the Securities Exchange Act of 1934, as amended, ceases to be a “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities Exchange Act 1934, as amended. A Form 10 includes information such as a description of the company’s business, risk factors associated with the business, financial information, description of the company’s properties, the securities ownership of the company’s management and 5% shareholders, a description of management and the board of directors, compensation for officers and directors, transactions in which the company entered into with officers and directors, legal proceedings, the market in which the company trades its stock, sales of unregistered securities, among other information.  Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or a company that was at any time previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are not classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Nonetheless, all restricted securities presently held by the affiliates of our company may not yet be resold in reliance on Rule 144.

10,000,000 of our common stock’s presently outstanding shares are not deemed restricted securities and are free trading.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of unregistered securities during the fiscal year ended December 31, 2014 other than those transactions previously reported to the SEC on the Company’s quarterly reports on Form 10-Q and current reports on Form 8-K:

On November 13, 2014, FracFlow Biotechnologies LP ("FracFlow") an arm’s length entity, entered into an Intellectual Property Purchase Agreement ("Purchase Agreement") with the American Xanthan Corporation (the “Company”). Pursuant to which FracFlow sold to the Company: (i) all Intellectual Property rights, title and interest in Canadian Patent Pending # 2,808,286 and US Patent Pending # 61,923,357, both titled “Solid State Fermentation Of Xanthan From Potato Pulp”.

Pursuant to the Purchase Agreement, the Company agreed to issue 500,000 restricted shares of the company’s common stock to FracFlow.

The foregoing description of the terms of the Purchase Agreement is qualified in its entirety by reference to the provisions of the agreement filed as Exhibit 10.1 to this report, which is incorporated by reference herein.

Re-Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following review of operations are for the year ending December 31, 2014 should be read in conjunction with our Financial Statements and the Notes.

Financial Overview

We completed our offering of securities and $100,000.00 was raised. Based upon our current resources, we believe we can maintain operations through the end of 2016. The offering terminated on August 1, 2014 all securities offered were sold. No underwriters were used in the offering. The securities offered were the Company’s common shares, this is the only class of securities the Company has. The securities are not convertible securities. The amount of securities registered was 10,000,000 common shares, the aggregate price of the offering amount registered was $100,000.00, the amount of securities sold was 10,000,000 and the aggregate offering price of the amount sold was $100,000.00. From the effective date of the Securities Act registration statement to the ending date of the reporting period, no expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, no finders' fees were paid, no expenses were paid to or for underwriters, no other expenses were paid . The total expenses incurred and/or paid in connection with the issuance and distribution was $0.00. All aforementioned amounts of expenses incurred are the actual amount of expenses and not estimates. Such payments were: Not direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or direct or indirect payments to others.

From the effective date of the Securities Act registration statement to the ending date of the reporting period, none of the net offering proceeds to the issuer have been used for the construction of a plant, building and facilities; purchase and installation of machinery and equipment; purchases of real estate; acquisition of other business(es); repayment of indebtedness; working capital; temporary investments; and no other purposes for which at least five (5) percent of our total offering proceeds has been used. These are the actual amounts of net offering proceeds used and not estimates. Such payments were not direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten (10) percent or more of any class of equity securities of the issuer; and to affiliates of the issuer; or direct or indirect payments to others.

Liquidity

As of our fiscal year ended December 31, 2014, our cash balance was $70,000 and our liabilities totaled $0 as compared to cash of $9,000 and liabilities of $0 as at our fiscal year end, December 31, 2013.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and our ability to achieve and maintain profitable operations.  Initially, we will not have any cash flow from operating activities.

Based upon our current resources, we believe we can maintain operations through the end of 2015. However, if we are not able to obtain additional financing on a timely basis after that date, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

We were incorporated on December 17, 2013 and completed on public offering on August 1, 2014; this allowed us to raise $100,000.00.

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

Upon execution of the Purchase Agreement, the Company ceased to be a shell Company as defined in Rule 12b-2 under the Exchange Act. The Company intends to pursue the development of operations through the acquisition and development of Xanthan production technologies.

The American Xanthan Corporation is in the business of acquiring, licensing and marketing patents and technology to manufacture Xanthan from potato waste.

Subsequent to the completion of our public offering on August 1st, 2014, our cash assets increased by $86,000.00.

During the fiscal years ended December 31, 2014 and 2013, we earned no revenues from operations.

Period from Inception (December 17, 2013) to December 31, 2014

We have had no revenues since inception. Since inception, we have an accumulated deficit of $25,000. While we have recently acquired interests in certain aforementioned patents, we expect to continue to incur losses while we maintain our reporting status with the SEC and continue to work to develop profitable operations for the Company.

Plan of Operation and Capital Requirements

The following reflects how we intend to spend our capital over the next twelve months:

Research & Development	$20,000
Manufacturing Equipment	$40,000
Administrative Fees*	$5,000
Rent	$10,000

Contractual Obligations

The following table summarizes our contractual obligations, including interest, and the effect these obligations are currently expected to have on our liquidity and cash flow in future periods, over the periods shown:

Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Lease obligations	$-	$-	$-	$-	$-
Long-term debt obligations	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
TOTAL	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 30, 2014 and does not reflect any changes in its obligations that have occurred after that date.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will have a material impact on its financial condition or the results of its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

AMERICAN XANTHAN CORP!ORATION

REPORT AND FINANCIAL STATEMENTS

December 31, 2014

F-1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

American Xanthan Corporation

We have audited the accompanying consolidated balance sheets of the American Xanthan Corporation as of December 31, 2014 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year in the period ended December 31, 2014. These financial statements are the responsibility of the American Xanthan Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the American Xanthan Corporation’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the American Xanthan Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the American Xanthan Corporation as of December 31, 2014 and the consolidated results of its operations and its cash flows for the year in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Nexia UHY LLP

Nexia UHY LLP

Montreal, QC

April 10, 2015

F-2

AMERICAN XANTHAN CORPORATION Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$70,000	$9,000
Prepaid expenses	0	6,000
Total current assets	70,000	15,000

Total other assets	0	0
Total assets	$70,000	$15,000

LIABILITIES
Current liabilities:
Accounts payable, related parties	$0	$0
Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 authorized, 25,500,000 shares issued and outstanding	2,550	1,500
Capital in excess of par value	92,450	13,500
Accumulated deficit	(25,000)	0
Total stockholders' equity	70,000	15,000
Total liabilities and stockholders' equity	$70,000	$15,000

The accompanying notes are an integral part of these financial statements.

F-3

AMERICAN XANTHAN CORPORATION Consolidated Statement of Operations

	Years ended December 31
	2014	2013

Revenues	$0	$0
Expenses
General and administrative expenses:
Services contributed by officers	0	0
Professional fees	25,000	0
Organizational expenses	0	0
Other general and administrative expenses	0	0
total operating expenses	25,000	0
(Loss) from operations	(25,000)	0

Other income (expense):	0	0
(Loss) before taxes	(25,000)	0
Provision (credit) for taxes on income:	0	0
Net Loss	$(25,000)	$0

Basic earnings (loss) per common share	$(0.00)	(0.00)
Weighted average number of shares outstanding	25,500,000	15,000,000

The accompanying notes are an integral part of these financial statements.

F-4

AMERICAN XANTHAN CORPORATION
Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	15,000,000	$1,500	$13,500	$—	$15,000

Shares issued for cash	10,000,000	1,000	78,950	—	79,950
Shares issued for IP Agreement	500,000	50	—	—	50
Net (loss)	—	—	—	(25,000)	(25,000)

Balance, December 31, 2014	25,500,000	$2,550	$92,450	$(25,000)	$70,000

The accompanying notes are an integral part of these financial statements.

F-5

AMERICAN XANTHAN CORPORATION
Consolidated Statement of Cash Flows

	Years ended December 31
	2014	2013

Cash flows from operating activities:
Net (loss)	$(25,000)	$0
Adjustments to reconcile net (loss) to cash provided (used) in operating activities:
Changes in current assets and liabilities:
Prepaid expenses	$0	$(6,000)
Net cash flows from operating activities	0	(6,000)

Cash flows from financing activities:
Proceeds from sale of common stock	100,000	15,000
Less Applicable expenses	(14,000)
Net cash flows from financing activities	86,000	15,000
Net cash flows	86,000	9,000

Cash and equivalents, beginning of period	9,000	—
Cash and equivalents, end of period	$95,000	$9,000

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

F-6

AMERICAN XANTHAN CORPORATION

Notes to Consolidated Financial Statements

December 31, 2014

Note 1 - Organization and Description of Business

American Xanthan Corporation (identified in these footnotes as “we” or the Company) is a Wyoming corporation incorporated on December 17, 2013.  The Company is based in Cheyenne, Wyoming, USA.

The Company was organized to operate a Xanthan gum manufacturing & licensing business.

Notes 2 - Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in the opinion of management reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented.

Foreign Currency Translation

Assets and liabilities whose functional currency is not the U.S. dollar are translated based on the end of period exchange rates from local currency to U.S. dollars. Results of operations are translated at the average exchange rates in effect during the period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses for the periods presented. Actual results could differ materially from those estimates.

Marketing and Advertising

Advertising costs, including media advertising and production costs are expensed when incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be classified as cash equivalents. Cash and cash equivalents are held primarily with one large financial institution.

Other Intangible and Long-Lived Assets

The Company's long-lived assets primarily consist of computer and office equipment and software, furniture and fixtures and leasehold improvements, which are subject to depreciation over the useful life of the asset.  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired.  In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition.  If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  No impairments were recorded on long-lived assets for the periods presented in these consolidated financial statements.

F-7

Fixed Assets

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

Note 3 - Commitments and Contingencies

Contractual Obligations

The Company has not entered into obligations under non-cancelable terms.

Notes 4 - Issuance of shares

On August 1, 2014 the Company completed its initial public offering and issued a total of 10,000,000 common shares for total proceeds for $100,000.00.

On November 13, 2014, the Company issued 500,000 restricted shares of common stock in accordance with an intellectual property Purchase Agreement.

Note 5 - Income Taxes

Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not" approach.  Management evaluates its tax positions on an annual basis and has determined that as of December 31, 2014 no additional accrual for income taxes is necessary. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed.

The provision for refundable Federal income tax consists of the following:

	As of December 31, 2014	As of December 31, 2013
Refundable Federal income tax attributable to:
Current operations	$0	$0
Nondeductible expenses	0	0
Change in deferred tax valuation allowance	0	0
Net refundable amount	0	0

At December 31, 2014, we did not have any unused net operating loss carryover available to offset future taxable income.

F-8

Note 6 - New accounting pronouncements

The Company has reviewed all recently issued but not yet effective accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of operations.

Note 7 - Subsequent Events

The Company evaluates events and transactions after the balance sheet date but before the financial statements are issued. No reportable subsequent events were found.

F-9

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended December 31, 2014 and 2013, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the year ended December 31, 2014. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2014 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers, Promoters and Control Persons

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of filing this report, indicating all positions and offices with the Company held by each such person:

NAME	AGE	POSITION
Henry Luce	34	President, Chief Executive Officer and Director
Michael Waldorf	58	Vice President, Principal Financial Officer, Principal Accounting Officer, and Director
David Schwartz	38	Secretary and Director
Bertin Cyr	30	Director

The Company’s directors are elected by the holders of the Company’s common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified.  The annual meeting of stockholders is specified in the Company’s bylaws to be at such time and place as set by the Board of Directors.   The Company has not held an annual meeting.  The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Background of officers and directors

Henry Luce

Since March 17, 2014, Henry Luce has been our president, principal executive officer, and a member of the board of directors. From April 2007, to December 2012, Mr. Luce was procurement manager - chemicals at Becker Underwood, Inc. in Ames, Iowa.  From January, 2013 to March, 2014, Mr. Luce was director of supply management and logistics for Michigan Chemicals, located in Grand Rapids, Michigan. Mr. Luce holds a Bachelor of Science degree in business administration from Michigan State University (2003) and a Juris Doctor degree from the Thomas M. Cooley Law School (2006). Mr. Luce was appointed to the board of directors primarily as a result of his previous experience in supply management and logistics.

He is not currently an officer or director of any other reporting issuers.

Michael Waldorf

Since our inception on December 17, 2013, Michael Waldorf has been our vice president, principal financial officer, principal accounting officer, and a member of the board of directors. Since June, 2010 Mr. Waldorf has been retired. From April 1997 to June 2010, Mr. Waldorf was VP of Business Development & Customer Relations for Waldorf & Co., an accounting firm located in St. Paul, Minnesota. From April 1983 to January 1997, Mr. Waldorf was a director and shareholder of Waldorf Corporation located in St. Paul, Minnesota. Waldorf Corporation was engaged in the business of folding cartons, recycled paperboard and other packaging materials. Mr. Waldorf holds a Bachelor of Science degree in Business Administration (1977) and a Master of Business Administration (1982) from Baylor University.

He is not currently an officer or director of any other reporting issuers.

David Schwartz

Since our inception on December 17, 2013, David Schwartz has been our secretary and a member of the board of directors. Since September, 2008, Mr. Schwartz has worked as an independent corporate development consultant to start-up companies. From July 2005 to August 2008, Mr. Schwartz was a consultant for Wyoming Research Associates located in Casper, WY. Wyoming Research Associates is engaged in the business of market research, specifically custom studies for the food service industry. Mr. Schwartz holds a Bachelor of Arts degree in history from Boston University (1997) and a Master of Business Administration from New York University’s Leonard Stern School of Business (2005).

He is not currently an officer or director of any other reporting issuers.

Bertin (Bert) Cyr

On March 21, 2015, Bert Cyr was appointed a Director of the Company. Mr. Cyr is currently a director and Vice President and Legal Counsel with the Zaibatsu Financial Corporation, a Canadian private equity company. Mr. Cyr joined Zaibatsu in November, 2011. Prior from August 2008 to November 2011, Mr. Cyr was Legal Compliance Officer & Investment Analyst at the Abraham Growth & Value Fund LP, a Canadian hedge fund focusing on the biotech industry. Mr. Cyr has work in the financial industry and has a broad knowledge of the financial industry. Mr. Cyr holds a JD Law Degree from the Universite de Moncton (2008) and various financial designations.

He is not currently an officer or director of any other reporting issuers.

There are no family relationships among our officers, directors, or persons nominated for such positions.

None of our executive officers, directors, significant employees, promoters or control persons have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, Executive Officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive Officers, Directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending December 31, 2014, no person had to file reports required by Section 16(a) of the Exchange Act.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it advances further in its operations. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

Nominating Committee

The Company does not currently have a nominating committee.  There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

The Board of Directors presently does not have an audit committee. The Board of Directors performs the same functions as an audit committee.  Presently the Company only has one independent director and is reviewing the addition of a further member so that the Company might form an audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid by us since our inception on December 17, 2013 to our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation	Totals
Position [1]		($)	($)	($)	($)	($)	($)	($)	($)

Henry Luce	2014	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

Alex Liu	2014	0	0	0	0	0	0	0	0
President, resigned	2013	0	0	0	0	0	0	0	0

Michael Walforf	2014	0	0	0	0	0	0	0	0
Treasurer	2013	0	0	0	0	0	0	0	0

David Schwartz	2014	0	0	0	0	0	0	0	0
Secretary	2013	0	0	0	0	0	0	0	0
Bertin Cyr	2014	0	0	0	0	0	0	0	0
Director	2013	0	0	0	0	0	0	0	0

We have not paid any salaries in 2013 or 2014. We will not begin paying salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us to our directors for the year ending December 31, 2014. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Henry Luce	0	0	0	0	0	0	0
Alex Liu (resigned)
Michael Waldorf	0	0	0	0	0	0	0

David Schwartz	0	0	0	0	0	0	0

Bertin Cyr	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance at this time.

Employment Agreements

As of the fiscal year ended June 30, 2014, we have not entered into any employment agreements with any of our Directors and Officers.

Compensation of Directors

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.  For all other executive compensation arrangements and contracts, the Principal Executive Officer negotiates and approves such arrangements, contracts and compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets, as of March 31, 2015, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his shares and possess voting and dispositive power with respect to the shares.

Name of		Number of	Percentage of
Beneficial Owner (1)	Position	Shares	Ownership

Henry Luce	President and Director	10,000,000	39.22%

Michael Waldorf	Vice President, Treasurer and Director	3,500,000	13.73%

David Schwartz	Secretary and Director	1,500,000	5.88%

All officers and directors as a group (3 individuals)		15,000,000	58.83%

(1)	The address for each officer/director is our address at 1712 Pioneer Avenue, Suite 179, Cheyenne, Wyoming 8201.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities authorized for Issuance under Equity Compensation Plans

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material transactions, or series of similar transactions, from the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Procedures for Approval of Related Party Transactions

Our Board of Directors is charged with reviewing and approving all potential related party transactions.  All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

Promoters and Certain Control Persons

None.

Parents

None.

Director independence

As of the date of this annual report we have one independent director.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.

the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five percent of the outstanding equity interests of an entity that does business with the Company;
3.

the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of $1 million or two percent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three fiscal years;

4.

the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three percent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.	the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the fiscal year ended December 31, 2013, our auditors were BF Borgers CPA PC. For the fiscal year ended December 31, 2014, our auditors were Nexia UHY LLP.

For the fiscal years ended December 31, 2014 and December 31, 2013 the Company has incurred the following fees:

Description	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$10,300	$0
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$10,300	$0

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The information required by this item is incorporated herein by reference to the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Schedules

All financial statement schedules are omitted because the required information is included in the financial statements and notes thereto listed in Item 8 of Part II and included in this Annual Report.

Exhibits

The following exhibits are filed as part of this Annual Report:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on February 2, 2014
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form S-1 filed with the SEC on February 2, 2014
10.1	Intellectual Property Purchase Agreement dated November 13, 2014	Incorporated by reference to the Exhibits attached to the Company’s Form 8-K filed with the SEC on November 13, 2014.-
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer and Principal Financial Officer	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN XANTHAN CORPORATION

Dated: April 10, 2015	By: /s/ Michael Waldorf
Michael Waldorf
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer

Dated: April 10, 2015	By: /s/ Henry Luce
Henry Luce
Chariman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

