Form 10-Q
period 2015-06-30
American Xanthan Corp
filed 2015-08-13
CIK 1600249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________

FORM 10-Q

________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 14, 2015, there were approximately 25,500,000 shares of common stock issued and outstanding.

Part I. Financial Information

Item 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

AMERICAN XANTHAN CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	Cumulative Inception December 17, 2013 Through June 30, 2015	Three Months Ended June 30, 2015

Revenues	$0	$0
General and administrative expenses:
Services contributed by officers	0	0
Professional fees	25,000	25,000
Organizational expenses	0	0
Other general and administrative expenses	0	0
Total operating expenses	25,000	25,000
(Loss) from operations	(25,000)	(25,000)

Other income (expense):	0	0
(Loss) before taxes	(25,000)	(25,000)

Provision (credit) for taxes on income:	0	0
Net (loss)	$(25,000)	$(25,000)

Basic earning (loss) per common share	$(0.00)	$(0.00)
Weighted average number of shares outstanding	25,500,000	25,500,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION

Condensed Consolidated Statements of Stockholder Equity (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 31, 2013	15,000,000	$1,500	$13,500	$0	$15,000
Shares issued for cash	10,000,000	1,000	78,950		79,950
Shares issued for IP Agreement	500,000	50	0		50
Net (loss)				(25,000)	(25,000)
Balances, June 30, 2015	25,500,000	$2,550	$92,450	$(25,000)	$70,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current assets:
Cash	$70,000	$70,000
Prepaid expenses	0	0,000
Total current assets	70,000	70,000
Total assets	$70,000	$70,000

LIABILITIES
Current liabilities:
Accounts payable, trade	$0	$0
Total current liabilities	0	0

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 500,000,000 authorized,
25,500,000 shares issued and outstanding	2,550	2,550
Capital in excess of par value	92,450	92,450
(Deficit) accumulated creating and filing the S-1	$(25,000)	$(25,000)
Total stockholders' equity	70,000	70,000
Total liabilities and stockholders' equity	$70,000	$70,000

See Notes to Condensed Consolidated Financial Statements.

AMERICAN XANTHAN CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Cumulative Inception December 17, 2013 Through June 30, 2015	Three Months Ended June 30, 2015
Cash flows from operating activities:
Net (loss)	$(25,000)	$0
Adjustments to reconcile net (loss) to cash
provided (used) by development stage activities:
Changes in current assets and liabilities:
Prepaid expenses	0	0
Net cash flows from operating activities	0	0

Cash flows from financing activities:
Proceeds from sale of common stock	115,000	0
Less, Applicable expenses	(14,000)	0
Net cash flows from financing activities	101,000	0
Net cash flows	95,000	0

Cash and equivalents, beginning of period	0	70,000
Cash and equivalents, end of period	$70,000	$70,000

Supplemental cash flow disclosures:
Cash paid for interest	$0	$0
Cash paid for income taxes	0	0

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

Note 3 - Commitments and Contingencies

Contractual Obligations

The Company has not entered into obligations under non-cancelable terms

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

Inception, December 17, 2013 Through June 30, 2015
Refundable Federal income tax attributable to:
Current operations	$0
Nondeductible expenses	0
Change in deferred tax valuation allowance	0
Net refundable amount	0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

Inception, December 17, 2013 Through June 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$0
Less, Valuation allowance	(0)
Net deferred tax asset	0

At June 30, 2015, we did not have any unused net operating loss carryover available to offset future taxable income.

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

The following review of operations are for the quarter ending June 30, 2015 should be read in conjunction with our Financial Statements and the Notes.

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

Quarter Ended June 30, 2015

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

During the fiscal quarter ended June 30, 2015, we earned no revenues from operations.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and the Company's Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2015. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN XANTHAN CORPORATION

Date:	August 14, 2015	By:	MICHAEL WALDORF
Michael Waldorf Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	August 14, 2015	By:	HENRY LUCE
Henry Luce Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)